Form 10QSB
period 2001-06-30
UNIMANN INC
filed 2001-07-19
CIK 1101372

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:         June 30, 2001
                                            -----------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                                   EXCHANGE ACT

             For the transition period from                 to
                                            ----------------   ----------------
                    Commission file number               000-28625
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

                                 (520) 731-9890
                            Issuer's telephone number


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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2001 1,000,000
                                                       -------------------------

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I


Item 1.  Financial Statements


                         INDEPENDENT ACCOUNTANT'S REPORT


Unimann, Inc.
(A Development Stage Company)


         We have reviewed the accompanying balance sheets of Unimann, Inc. (a development stage company) as of June 30, 2001 and September 30, 2000, and the related statements of operations for the three and nine month periods ended June 30, 2001 and 2000, and cash flows for the nine month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                                  Respectfully submitted



                                                  /s/ Robisoh, Hill & Co.
                                                  Certified Public Accountants

Salt Lake City, Utah
July 9, 2001

                                  UNIMANN, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                          June 30, September 30,
                                                            2001         2000
                                                           -------      -------
Assets - Prepaid Expenses ............................     $  --        $  --
                                                           =======      =======

Liabilities - Accounts Payable .......................     $ 1,672      $   511
                                                           -------      -------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 1,000,000 Shares at March 31, 2001
    and September 30, 2000 ...........................       1,000        1,000
  Paid-In Capital ....................................       3,335        2,824
  Retained Deficit ...................................      (1,075)      (1,075)
  Deficit Accumulated During the
    Development Stage ................................      (4,932)      (3,260)
                                                           -------      -------
     Total Stockholders' Equity ......................      (1,672)        (511)
                                                           -------      -------

     Total Liabilities and
       Stockholders' Equity ..........................     $  --        $  --
                                                           =======      =======












                 See accompanying notes and accountants' report.

                                  UNIMANN, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS




                                                                      Cumulative
                                                                   since October
                                                                        20, 1999
                                                                       Inception
                        For the three months ended For the nine months ended  of
                                      June 30,           June 30,    development
                                 -----------------   -----------------
                                  2001       2000      2001     2000     stage
                                 -------   -------   -------   -------  -------
Revenues: .....................  $  --     $  --     $  --     $  --    $  --

Expenses: .....................       72     1,550     1,672     2,430    4,932
                                 -------   -------   -------   -------  -------

     Net Loss .................  $   (72)  $(1,550)  $(1,672)  $(2,430) $(4,932)
                                 =======   =======   =======   =======  =======

Basic &
Diluted loss
per share .....................  $  --     $  --     $  --    $  --
                                 =======   =======   =======  =======












                 See accompanying notes and accountants' report.

                                  UNIMANN, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                      Cumulative
                                                                   since October
                                                                       20, 1999
                                          For the nine months ended Inception of
                                                        June 30,     Development
                                                    -----------------
                                                      2001      2000     Stage
                                                    -------   -------   -------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss .........................................  $(1,672)  $(2,430)  $(4,932)
Increase (Decrease) in Accounts Payable ..........    1,672       250     1,672
                                                    -------   -------   -------
  Net Cash Used in operating activities ..........     --      (2,180)   (3,260)
                                                    -------   -------   -------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities ........     --        --        --
                                                    -------   -------   -------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Capital contributed by shareholder ...............     --       2,180     3,260
                                                    -------   -------   -------
Net Cash Provided by
  Financing Activities ...........................     --       2,180     3,260
                                                    -------   -------   -------

Net (Decrease) Increase in
  Cash and Cash Equivalents ......................     --        --        --
Cash and Cash Equivalents
  at Beginning of Period .........................     --        --        --
                                                    -------   -------   -------
Cash and Cash Equivalents
  at End of Period ...............................  $  --     $  --     $  --
                                                    =======   =======   =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest .......................................  $  --     $  --     $  --
  Franchise and income taxes .....................  $  --     $  --     $    25

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None


                 See accompanying notes and accountants' report.

                                  UNIMANN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE NINE MONTHS ENDED JUNE 30, 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Unimann, Inc. (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

         The unaudited financial statements as of June 30, 2001 and for the nine month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Wyoming on September 12, 1997. The Company ceased all operating activities during the period from September 12, 1997 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

         The Company has no products or services as of June 30, 2001. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

                                  UNIMANN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE NINE MONTHS ENDED JUNE 30, 2001
                                   (Continued)

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

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:


                                                                     Per-Share
                                               Income      Shares      Amount
                                               ------      ------      ------
                                             (Numerator)(Denominator)

                                        For the three months ended June 30, 2001
                                        ----------------------------------------
Basic Loss per Share
Loss to common shareholders                  $      (72) 1,000,000  $      --
                                             ==========  ==========  ==========

                                        For the three months ended June 30, 2000
                                        ----------------------------------------
Basic Loss per Share
Loss to common shareholders                  $   (1,550)  1,000,000  $     --
                                             ==========  ==========  ==========

                                         For the nine months ended June 30, 2001
                                         ---------------------------------------
Basic Loss per Share
Loss to common shareholders                  $   (1,672)  1,000,000  $     --
                                             ==========  ==========  ==========

                                         For the nine months ended June 30, 2000
                                         ---------------------------------------
Basic Loss per Share
Loss to common shareholders                  $   (2,430)  1,000,000  $     --
                                             ==========  ==========  ==========

         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for June 30, 2001 and 2000 and are thus not considered.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

                                  UNIMANN, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE NINE MONTHS ENDED JUNE 30, 2001
                                   (Continued)


NOTE 2 - INCOME TAXES

         As of June 30, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $6,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

         As of June 30, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.






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

Results of Operations

         The Company had no sales or sales revenues for the three months ended June 30, 2001 or 2000 because it is a shell company that has not had any business operations for the past three years.

         The Company had no costs of sales revenues for the three months ended June 30, 2001 or 2000 because it is a shell company that has not had any business operations for the past three years. The Company had general and administrative expenses of $72 for the three month period ended June 30, 2001 and $1,550 for the same period in 2000.

         The Company recorded net loss of $72 for the three months ended June 30, 2001 and $1,550 for the three months ended June 30, 2000.

Capital Resources and Liquidity

         At June 30, 2001, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at September 30, 2000. The Company had a net working capital deficit of $1,672 and $511 at June 30, 2001 and September 30, 2000.

         Net stockholders' deficit in the Company was $1,672 and $511 as of June 30, 2001 and September 30, 2000.


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